Form 10-Q
period 2015-02-28
WBK 1, Inc.
filed 2015-04-13
CIK 1619541

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[   ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55285

WBK 1 Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1738120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Toan Thanh Tran
2807 Brahman Dr
Manvel, TX	77578
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 266-2677

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of APRIL 10, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WBK 1 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015
AND FOR THE PERIOD FROM AUGUST 21, 2014
(DATE OF INCEPTION) TO FEBRUARY 28, 2015

Contents

Financial Statements	Page

Balance Sheets as of February 28, 2015 and August 31, 2014 (unaudited)	4

Statements of Operations for the three and six months ended February 28, 2015 and for the period from August 21, 2014 (inception) to February 28, 2015 (unaudited)	5

Statements of Cash Flows for the six months ended February 28, 2015 and for the period from August 21, 2014 (inception) to February 28, 2015 (unaudited)	6

Notes to Financial Statements	7

WBK 1 INC.
(A Development Stage Company)

Balance Sheet

(unaudited)

	As of February 28, 2015	As of August 31, 2014
ASSETS
Current Assets
Cash	$-	-
Total Current Assets	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS’ DECIFIT
Current Liabilities
Accrued Expense	$-	-
Total Current Liabilities	$-	-

TOTAL LIABILITIES
Stockholders’ Decifit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014)	1,000	1,000
Additional paid in capital	4,215	(705)
Deficit accumulated during the development stage	(5,215)	(295)

Total Stockholders’ Deficit	$-	-

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	-

See Notes to Financial Statements

WBK 1 INC.
(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended February 28, 2015	Six Months Ended February 28, 2015	August 21, 2014 (inception) through February 28, 2015
Revenues
Revenues
Revenues	$-	-	-
Total Revenues	$-	-	-

General & Administrative Expenses
Organization and Related Expenses	1,900	4,920	5,215
Total General & Administrative Expenses	1,900	4,920	5,215

Net Loss	(1,900)	(4,920)	(5,215)

Basic and diluted loss per share	$(0.00)	$(0.00)	-
	-	-	-
Weighted average number of common shares outstanding	10,000,000	10,000,000	-

See Notes to Financial Statements

WBK 1 INC.
(A Development Stage Company)

Statements of Cash flows

(unaudited)

	Six Months Ended February 28, 2015	August 21, 2014 (inception) through February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITES
Net Loss	(4,920)	(5,215)
Net Cash (used in) operating activities	(4,920)	(5,215)

CASH FLOWS FROM FINANCING ACTIVITES
Contributed Capital	4,920	5,215
Net cash provided by financing activities	4,920	5,215
Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITES:
Common stock issued as founder's shares	$-	$1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See Notes to Financial Statements

WBK 1 INC.
(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended February 28, 2015

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

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There are no cash equivalent as of February 28, 2015 or August 31, 2014.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The officer and director of the Company performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock.

Contributed capital for the period ending August 31, 2014 and February 28, 2015 was $295 and $5,215, respectively.

NOTE  5.   SHAREHOLDERS’ EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE  6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter ended February 28, 2015.

NOTE  7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including the date the statements were issued and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Inception to February 28, 2015, and Six Months Ending February 28, 2015, and Three Month Ending February 28, 2015.

Revenues:  For the six months ended February 28, 2015 and for the period from August 21, 2014 (inception) to February 28, 2015, and three months ended February 28, 2015, we have not generated any revenues and remain a development stage company.

Net Loss. We had a net loss of $5,215 , $4,920 and $1,900 for the period from August 21, 2014 (inception) to February 28, 2015, and the six months ended February 28, 2015 and the three months ended February 28, 2015 respectively. Our net losses were attributable to inception fees, bank service fees, franchise tax and annual filing fees

Operating Expenses:  Our total operating expenses for the period from August 21, 2014 (inception) to February 28, 2015 were $5,215 , the six months ended February 28, 2015, were $4,920 and the three months ended February 28, 2015 were $1,900.

Total Stockholders’ Equity:  Our stockholders’ equity was $0 as of February 28, 2015 and $30 as of November 30, 2014 and $0 as of August 21,2014.

Liquidity and Capital Resources

As of February 28, 2015, we had $0 in cash and total liabilities. As of November 30, 2014, our total assets were $30 and total liabilities were $0. As of August 21, 2014, our total assets and total liabilities were $0.

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

Our Business Is Difficult to Evaluate Because We Have No Operating History

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

The Time And Cost Of Preparing A Private Company To Become A Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies
Target companies that fail to comply SEC reporting requirements may delay or procedure acquisition. Section 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain tha required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Authorization of Preferred Stock

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

Toan Thanh Tran, our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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
In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of February 28, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended February 28, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WBK 1 INC.

Dated:  April 10, 2015

By: /s/ Toan Thanh Tran Toan Thanh Tran, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors