Form 10-Q/A
period 2014-11-30
T3 HOLDINGS, INC.
filed 2015-07-15
CIK 1619541

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55285
 T3 HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1738120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Toan Thanh Tran
2807 Brahman Dr
Manvel, TX	77578
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 266-2677

WBK 1 Inc.
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

Explanatory Note:  T3 Holdings, Inc. (the “Company,” “we” or “us”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, as originally filed with the Securities and Exchange Commission on February 2, 2015 (the “Original November 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original November 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original November 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, as originally filed with the SEC on April 13, 2015 (the “Original February 10-Q”), to provide similar updates.

By way of background, the Company was founded on August 21, 2014, as WBK 1 Inc.  On December 28, 2014, Toan Thanh Tran purchased 100% of the outstanding shares of common stock from the founder of the Company (the “Founder”), and became the Company’s sole officer, director, and shareholder.  Following Mr. Tran’s purchase of the shares from the Founder, the Company filed quarterly reports for the quarters ended November 30, 2014, and February 28, 2015.

In preparation of the Company’s report for the quarter ended May 31, 2015, and upon review of the Company’s prior financial reports, Company management discovered the mislabeled components of stockholders’ equity and the unrecorded expense.

On July 8, 2015, the Company’s Board of Directors determined, after consultation with Company management and the Company's independent registered public accounting firm, Briggs & Veselka Co. (“B&V”), that, based on a recent review of the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015 (collectively, the “Prior Reports”), the Prior Reports had mislabeled certain components of stockholders’ equity and there was an unrecorded expense in the November 2015 and February 2015 quarters.

Based on the recommendation of management, the Company's Board of Directors determined that the previously issued financial statements contained in the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, should no longer be relied upon. The Company has prepared amendments to those prior Reports, restating the financial statements contained therein.

The balance sheets, the statements of operations, and the statements of cash flows for the three months ended November 30, 2014, included in this Form 10-Q/A, have been restated. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the restatement. Our financial statements, other financial information and related disclosures included in the Original February 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-Q/A for the period ended February 28, 2015, being filed concurrently herewith.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF NOVEMBER  30, 2014
AND FOR THE PERIOD FROM AUGUST 21, 2014
(DATE OF INCEPTION) TO NOVEMBER  30, 2014

Contents

Financial Statements	Page

Balance Sheets as of November 30, 2014, and August 31, 2014 (unaudited)	4

Statements of Operations for the three months ended November 30, 2014, and for the period from inception (August 21, 2014) through November 30, 2014 (unaudited)	5

Statements of Cash Flows for the three months ended November 30, 2014, and for the period from inception (August 21, 2014) through November 30, 2014 (unaudited)	6

Notes to Financial Statements (unaudited)	7

  T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
 (A Development Stage Company)
Balance Sheets
(unaudited)

	As of November 30, 2014	As of August 31, 2014
ASSETS
Current Assets

Cash	$30	$-

Total Current Assets	30	-

TOTAL ASSETS	$30	$-

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued expense	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders’ Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding as of November 30, 2104 and August 31, 2014)	1,000	1,000
Less: Subscriptions receivable	-	(705)
Additional paid-in capital	2,345
Deficit accumulated during the development stage	(3,315)	(295)

TOTAL STOCKHOLDERS’ EQUITY	30	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30	$-

See Notes to Financial Statements.

  T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended November 30, 2014	August 21, 2014 (inception) through November 30, 2014
Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Professional fees	3,000	3,000

Organization and Related Expenses	20	315

Total General & Administrative Expenses	3,020	3,315

Net Loss	$(3,020)	$(3,315)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)
 Statements of Cash flows
(unaudited)

	Three Months Ended November 30, 2014	August 21, 2014 (inception) through November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITES

Net Loss	$(3,020)	$(3,315)

Net Cash (used in) operating activities	(3,020)	(3,315)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of capital stock		295
Receipt of subscriptions receivable	705	705
Contributed Capital	2,345	2,345

Net cash provided by financing activities	3,050	3,345

Net increase in cash	30	30

Cash at beginning of period	-	-

Cash at end of period	$30	$30

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	-	-

Interest Paid	-	-

Income Taxes Paid	-	-

See Notes to Financial Statements.

 T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended
November 30, 2014
(unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

T3 Holdings, Inc., formerly WBK 1 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on August 21, 2014, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of November 30, 2014.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

Contributed capital in excess of par value for the periods ended August 31, 2014, and November 30, 2014, was $0 and $2,345, respectively.

NOTE  5.   STOCKHOLDERS'  EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as follows:

•	Common stock, $ 0.0001 par value: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

 NOTE  6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter ended November 30, 2014.

NOTE 7.  SUBSEQUENT EVENTS

On December 28, 2014, the sole officer and director of the Company, Kent Wilson, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Toan Thanh Tran at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, December 28th, 2014, Kent Wilson executed the agreement and now owns no shares of the Company’s stock and Toan Thanh Tran was the sole stockholder of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Inception to November 30, 2014, and Three Months Ended November 30, 2014

Revenues:  For the three months ended November 30, 2014, and for the period from August 21, 2014 (inception), to November 30, 2014, we have not generated any revenues and remain a development stage company.

Net Loss. We had a net loss of $3,315, and $3,020 for the period from August 21, 2014 (inception) to November 30, 2014, and the three months ended November 30, 2014, respectively. Our net losses were attributable to inception fees, bank service fees and audit fees.

Operating Expenses. Our total operating expenses for the period from August 21, 2014 (inception) to November 30, 2014, and the three months ended November 30, 2014, were $3,315 and $3,020, respectively.

Total Stockholders’ Equity:  Our stockholders’ equity was $30 as of November 30, 2014, and $0 as of August 31, 2014.

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

None.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of November  30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended  November  30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  November  30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Toan T. Tran, our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

 Item 6.  Exhibits.

Exhibit                                Description

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)

Dated:  July 15, 2015

By: /s/ Toan T. Tran
Toan T. Tran, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Chairman of the Board of Directors