Form 10-Q/A
period 2015-02-28
T3 HOLDINGS, INC.
filed 2015-07-15
CIK 1619541

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

Explanatory Note:  We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, as originally filed with the Securities and Exchange Commission on April 13, 2015, (the “Original February 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original November 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original February 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, as originally filed with the SEC on February 2, 2015 (the “Original November 10-Q”), to provide similar updates.

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

On July 8, 2015, the Company’s Board of Directors determined, after consultation with Company management and the Company's independent registered public accounting firm, Briggs & Veselka Co. (“B&V”), that, based on a recent review of the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015 (collectively, the “Prior Reports”), the Prior Reports had mislabeled certain components of stockholders’ equity and there was an unrecorded expense in the November 2014 and February 2015 quarters.

Based on the recommendation of management, the Company's Board of Directors determined that the previously issued financial statements contained in the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, should no longer be relied upon. The Company has prepared amendments to those prior Reports, restating the financial statements contained therein.

The balance sheets, the statements of operations, and the statements of cash flows for the three and six months ended February 28, 2015, included in this Form 10-Q/A, have been restated. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the restatement. Our financial statements, other financial information and related disclosures included in the Original February 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-Q/A for the period ended November 30, 2014, being filed concurrently herewith.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015
AND FOR THE PERIOD FROM AUGUST 21, 2014
(DATE OF INCEPTION) TO FEBRUARY 28, 2015

Contents

Financial Statements	Page

Balance Sheets as of February 28, 2015, and August 31, 2014 (unaudited)	4

Statements of Operations for the three and six months ended February 28, 2015, and for the period from August 21, 2014 (inception) to February 28, 2015 (unaudited)	5

Statements of Cash Flows for the six months ended February 28, 2015, and for the period from August 21, 2014 (inception) to February 28, 2015 (unaudited)	6

Notes to Financial Statements (unaudited)	7

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)

Balance Sheets

(unaudited)

	As of February 28, 2015	As of August 31, 2014
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Payable to stockholder	$3,040	$-
Total Current Liabilities	3,040	-

TOTAL LIABILITIES	3,040

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014)	1,000	1,000
Less: Subscriptions receivable	-	(705)
Additional paid-in capital	2,345	-
Deficit accumulated during the development stage	(6,385)	(295)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,040)	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended February 28, 2015	Six Months Ended February 28, 2015	August 21, 2014 (inception) through February 28, 2015

Revenues
Revenues	$-	$-	$-
Total Revenues	-	-	-

General & Administrative Expenses
Professional Fees	1,900	4,900	4,900
Organization and Related Expenses	1,170	1,190	1,485
Total General & Administrative Expenses	3,070	6,090	6,385

Net Loss	(3,070)	(6,090)	(6,385)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)

Statements of Cash flows

(unaudited)

	Six Months Ended February 28, 2015	August 21, 2014 (inception) through February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITES
Net Loss	$(6,090)	$(6,385)
Adjustment to reconcile Net Loss to Net Cash used in operations
Increase in payable to stockholder	3,040	3,040
Net Cash (used in) operating activities	(3,050)	(3,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	295
Receipt of subscriptions receivable	705	705
Contributed capital	2,345	2,345
Net cash provided by financing activities	3,050	3,345
Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See Notes to Financial Statements.

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

For the Three and Six Months Ended February 28, 2015

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

T3 Holdings, Inc., formerly WBK 1 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on August 21, 2014, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

Contributed capital in excess of par value for the period ending August 31, 2014, and February 28, 2015, was $0 and $2,345, respectively.

The Company owes the Company’s sole stockholder, Toan Thanh Tran, for advances to the Company to pay for legal and professional fees, and other general and administration fees. The total payable amount as of February 28, 2015 was $3,040.

NOTE  5.   STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as follows:

•	Common stock, $ 0.0001 par value: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE  6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter and six months ended February 28, 2015.

NOTE  7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including the date the statements were issued and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Inception to February 28, 2015, and Six Months Ended February 28, 2015, and Three Month Ended February 28, 2015.

Revenues:  For the six months ended February 28, 2015, and for the period from August 21, 2014 (inception), to February 28, 2015, and three months ended February 28, 2015, we have not generated any revenues and remain a development stage company.

Net Loss. We had a net loss of $6,385, $6,090, and $3,070 for the period from August 21, 2014 (inception), to February 28, 2015, and the six months ended February 28, 2015, and the three months ended February 28, 2015, respectively. Our net losses were attributable to inception fees, bank service fees, franchise tax and annual filing fees, legal and professional fees, and other general and administration fees.

Operating Expenses:  Our total operating expenses for the period from August 21, 2014 (inception) to February 28, 2015 were $6,385 , the six months ended February 28, 2015, were $6,090 and the three months ended February 28, 2015 were $3,070.

Total Stockholders’ Equity:  Our stockholders’ equity was a deficit of ($3,040) as of February 28, 2015, and $30 as of November 30, 2014, and $0 as of August 31, 2014.

Liquidity and Capital Resources

As of February 28, 2015, we had $0 in cash and $3,040 in total liabilities. As of November 30, 2014, our total assets were $30 and total liabilities were $0. As of August 21, 2014, our total assets and total liabilities were $0.

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

T3 HOLDINGS, INC. (FORMERLY WBK 1 INC.)

Dated:  July 15, 2015

By: /s/ Toan Thanh Tran
Toan Thanh Tran, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Chairman of the Board of Directors