Form 10-Q
period 2015-05-31
T3 HOLDINGS, INC.
filed 2015-07-15
CIK 1619541

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2015
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 14, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

T3 HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MAY 31, 2015
AND FOR THE PERIOD FROM AUGUST 21, 2014
(DATE OF INCEPTION), TO MAY 31, 2015

Contents

Financial Statements	Page

Balance Sheets as of May 31, 2015, and August 31, 2014 (unaudited)	4

Statements of Operations for the three and nine months ended May 31, 2015, and for the period from August 21, 2014 (inception) to May 31, 2015 (unaudited)	5

Statements of Cash Flows for the nine months ended May 31, 2015, and for the period from August 21, 2014 (inception) to May 31, 2015 (unaudited)	6

Notes to Financial Statements (unaudited)	7

T3 HOLDINGS, INC.
(A Development Stage Company)
 Balance Sheets
(unaudited)

	As of May 31, 2015	As of August 31, 2014
ASSETS
Current Assets
Cash in bank	$11,100	$-
Total Current Assets	11,100	-
TOTAL ASSETS	$11,100	$-

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Payable to stockholder	$10,590	$-

Total Current Liabilities	10,590	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 50,000,000 shares and 10,000,000 shares authorized as of May 31, 2015 and August 31, 2014, respectively; 10,000,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014)	1,000	1,000
Less: Subscriptions receivable	-	(705)
Additional paid-in capital	13,445	-
Deficit	(13,935)	(295)

Total Stockholders’ Equity	510	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,100	$-

See Notes to Financial Statements.

T3 HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2015	August 21, 2014 (inception) through May 31, 2015

Revenues
Revenues	$-	$-	$-
Total Revenues	-	-	-

General & Administrative Expenses
Legal and Professional Fees	6,500	11,400	11,400
Other General & Administration Expenses	1,050	2,240	2,535
Total Operating Expenses	7,550	13,640	13,935

Net Loss	$(7,550)	$(13,640)	$(13,935)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements.

T3 HOLDINGS, INC.
(A Development Stage Company)

Statements of Cash flows
 (unaudited)

	Nine Months Ended May 31, 2015	August 21, 2014 (inception) through May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,640)	$(13,935)
Adjustment to reconcile Net Loss to Net Cash Used in operations
Increase in payable to stockholder	10,590	10,590
Net cash (used in) operating activities	(3,050)	(3,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	295
Receipt of subscriptions receivable	705	705
Contributed capital	13,445	13,445
Net cash provided by financing activities	14,150	14,445
Net increase in cash	11,100	11,100
Cash at beginning of period	-	-
Cash at end of period	$11,100	$11,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See Notes to Financial Statements.

T3 HOLDINGS, INC.
(A Development Stage Company)

Notes to Financial Statements
(unaudited)

For the Three and Nine Months Ended May 31, 2015

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

Amendment to Certificate of Incorporation

On April 24, 2015, the Board of Directors and sole stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Registrant from WBK 1 Inc. to T3 Holdings, Inc., and to amend the Company’s Certificate of Incorporation to increase the authorized shares from 10,000,000 shares of common stock to 50,000,000 shares of common stock, and to give the Company’s Board of Directors the right to designate and issues various series of preferred stock.

On that date, the stockholder approved the amendment to the Certificate of Incorporation and authorized and directed the officers of the Company to file such amendment with the State of Delaware.

Subsequently, on April 29, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to T3 Holdings, Inc., and to increase the authorized shares from 10,000,000 shares of common stock to 50,000,000 shares of common stock, to authorize the issuance of up to 5,000,000 shares of preferred stock, and to give the Company’s Board of Directors the right to designate and issues various series of preferred stock.

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

Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of May 31, 2015, or August 31, 2014.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

Contributed capital in excess of par value for the periods ended August 31, 2014, and May 31, 2015, was $0 and $13,445, respectively.

The Company owes the Company’s sole stockholder, Toan T. Tran, for advances to the Company to pay for legal and professional fees, and other general and administration fees. The total payable amount as of August 31, 2014, and May 31, 2015 were $0 and $10,590, respectively.

NOTE  5.   STOCKHOLDERS’ EQUITY

 The stockholders’ equity section of the Company contains the following classes of capital stock as follows:

•
Common stock, $ 0.0001 par value: 50,000,000 shares and 10,000,000 shares authorized as of May 31, 2015 and August 31, 2014, respectively; 10,000,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; none issued and outstanding.

NOTE  6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter and nine months ended May 31, 2015.

NOTE  7.  SUBSEQUENT EVENTS

Term Sheet

On June 24, 2015, the Company entered into a term sheet (the “Term Sheet”) with Texas Trans Pacific Energy Advisors, LLC, a Texas limited liability company (“TTPEA”), and Chris Carter.  Collectively, the Company, TTPEA, and Mr. Carter are referred to as the “Parties.”

TTPEA is a newly formed entity that was created to provide advisory services to companies in the energy industry. As of the date of the Term Sheet, Mr. Carter owns 100% of TTPEA.  Pursuant to the Term Sheet, the Parties agreed that Company will purchase 50% of the ownership of TTPEA for an aggregate purchase price of $30,000.  The Company also had previously paid the costs of organization of TTPEA, and agreed to permit TTPEA to use the Company’s office space in Houston for the operations of TTPEA’s business, both of which are also considered to be part of the purchase price.  The Company will pay the $30,000 in six monthly installments of $5,000.

The Parties also agreed that once TTPEA has completed one or more business transactions with its third-party clients, the Company will have the right to purchase Mr. Carter’s 50% ownership interest in TTPEA, and that Mr. Carter has the right to determine the timing of the sale of his interest.  The Parties also agreed that to the extent that any of TTPEA’s clients pay for TTPEA’s services with equity warrants, Mr. Carter will have the right to retain ownership of 50% of any such warrants, and that TTPEA will retain ownership of the remaining warrants.

The Parties anticipate entering into a definitive agreement for the purchase of the Company’s 50% ownership shortly, and will disclose the terms of such definitive agreement following its execution.

Restatement of Prior Quarterly Reports

On July 8, 2015, the Board of Directors of T3 Holdings, Inc. (the “Company”) determined, after consultation with Company management and the Company's independent registered public accounting firm, Briggs & Veselka Co. (“B&V”), that, based on a recent review of the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015 (collectively, the “Prior Reports”), the Prior Reports had mislabeled certain components of stockholders’ equity and there was an unrecorded expense in the November and February quarter.

In preparation of the Company’s report for the quarter ended May 31, 2015, and upon review of the Company’s prior financial reports, Company management discovered the mislabeled components of stockholders’ equity and the unrecorded expense.  As such, the Board of Directors determined to amend and restate the Company’s financial statements for the quarters ended November 30, 2014, and February 28, 2015.

Based on the recommendation of management, the Company's Board of Directors determined that the previously issued financial statements contained in the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, should no longer be relied upon. The Company has prepared amendments to the Prior Reports, restating the financial statements contained therein, and the amended quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, were filed on July 15, 2015.

The Company does not expect the matters described above to have any effect on the Company's revenues or to have any impact on the Company's cash position or cash flows.

Management has evaluated subsequent events up to and including the date the statements were issued and determined there are no other reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Inception to May 31, 2015, and Nine Months Ended May 31, 2015, and Three Months Ended May 31, 2015.

Revenues:  For the nine months ended May 31, 2015, and for the period from August 21, 2014 (inception), to May 31, 2015, we have not generated any revenues and remain a development stage company.

Net Loss: We had a net loss of $13,935, $13,640, and $7,550 for the period from August 21, 2014 (inception) to May 31, 2015, for the nine months ended May 31, 2015, and for the three months ended May 31, 2015, respectively. Our net losses were attributable to payment of Delaware franchise tax and annual filing fees, legal and professional fees, and other general and administration fees.

Operating Expenses:  Our total operating expenses for the period from August 21, 2014 (inception), to May 31, 2015, were $13,935; for the nine months ended May 31, 2015, were $13,640; and for the three months ended May 31, 2015, were $7,550.

Total Stockholders’ Equity:  Our stockholders’ equity was $510 as of May 31, 2015, and $0 as of August 31, 2014.

Liquidity and Capital Resources

As of May 31, 2015, we had $11,100 in cash and $10,590 total liabilities. As of August 31, 2014, our total assets and total liabilities were $0.

The Company will attempt to locate and negotiate with one or more business entities for the combination of such target companies with the Company.   Management anticipates that the combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “Business Combination”).

Management anticipates that in  most  instances, the target company  will  wish  to  structure  the Business Combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Recent Developments

Amendment to Certificate of Incorporation: Name Change, Increase in Authorized Capital, Preferred Stock

On April 24, 2015, the Board of Directors and sole stockholder of the Company approved the amendment to the Company’s Certificate of Incorporation to change the name of the Registrant from WBK 1 Inc. to T3 Holdings, Inc., and to amend the Company’s Certificate of Incorporation to increase the authorized shares from 10,000,000 shares of common stock to 50,000,000 shares of common stock, and to give the Company’s Board of Directors the right to designate and issues various series of preferred stock.

On that date, the stockholder approved the amendment to the Certificate of Incorporation and authorized and directed the officers of the Company to file such amendment with the State of Delaware.

Subsequently, on April 29, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to T3 Holdings, Inc., and to increase the authorized shares from 10,000,000 shares of common stock to 50,000,000 shares of common stock, to authorize the issuance of up to 5,000,000 shares of preferred stock, and to give the Company’s Board of Directors the right to designate and issues various series of preferred stock.

Change in Auditors

On May 8, 2015, the board of directors (the "Board") of the Company dismissed M&K CPAs, PLLC (“M&K”) as the independent registered public accounting firm for the Company, effective immediately.

Other than an explanatory paragraph included in audit report of M&K for the Company's fiscal year ended August 31, 2014, relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of M&K on the Company's financial statements for the fiscal year ended August 31, 2014, and through May 8, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2014 fiscal year and through May 8, 2015, the date of the termination of M&K, (1) there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Additionally, on May 8, 2015, upon approval of the Board, the Company engaged Briggs & Veselka Co. (“B&V”), as the Company's independent registered public accounting firm to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended August 31, 2014, through May 8, 2015, neither the Company nor anyone acting on its behalf consulted with B&V regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by B&V on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with M&K or a reportable event with respect to M&K; (iii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that B&V concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Term Sheet

On June 24, 2015, the Company entered into a term sheet (the “Term Sheet”) with Texas Trans Pacific Energy Advisors, LLC, a Texas limited liability company (“TTPEA”), and Chris Carter.  Collectively, the Company, TTPEA, and Mr. Carter are referred to as the “Parties.”

TTPEA is a newly formed entity that was created to provide advisory services to companies in the energy industry. As of the date of the Term Sheet, Mr. Carter owns 100% of TTPEA.  Pursuant to the Term Sheet, the Parties agreed that Company will purchase 50% of the ownership of TTPEA for an aggregate purchase price of $30,000.  The Company also had previously paid the costs of organization of TTPEA, and agreed to permit TTPEA to use the Company’s office space in Houston for the operations of TTPEA’s business, both of which are also considered to be part of the purchase price.  The Company will pay the $30,000 in six monthly installments of $5,000.

The Parties also agreed that once TTPEA has completed one or more business transactions with its third-party clients, the Company will have the right to purchase Mr. Carter’s 50% ownership interest in TTPEA, and that Mr. Carter has the right to determine the timing of the sale of his interest.  The Parties also agreed that to the extent that any of TTPEA’s clients pay for TTPEA’s services with equity warrants, Mr. Carter will have the right to retain ownership of 50% of any such warrants, and that TTPEA will retain ownership of the remaining warrants.

The Parties anticipate entering into a definitive agreement for the purchase of the Company’s 50% ownership shortly, and will disclose the terms of such definitive agreement following its execution.

Restatement of Prior Quarterly Reports

On July 8, 2015, the Board of Directors of T3 Holdings, Inc. (the “Company”) determined, after consultation with Company management and the Company's independent registered public accounting firm, Briggs & Veselka Co. (“B&V”), that, based on a recent review of the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015 (collectively, the “Prior Reports”), the Prior Reports had mislabeled certain components of stockholders’ equity and there was an unrecorded expense in the November and February quarters.

In preparation of the Company’s report for the quarter ended May 31, 2015, and upon review of the Company’s prior financial reports, Company management discovered the mislabeled components of stockholders’ equity and the unrecorded expense.  As such, the Board of Directors determined to amend and restate the Company’s financial statements for the quarters ended November 30, 2014, and February 28, 2015.

Based on the recommendation of management, the Company's Board of Directors determined that the previously issued financial statements contained in the Company's quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, should no longer be relied upon. The Company has prepared amendments to the Prior Reports, restating the financial statements contained therein, and the amended quarterly reports for the quarters ended November 30, 2014, and February 28, 2015, were filed on July 15, 2015.

The Company does not expect the matters described above to have any effect on the Company's revenues or to have any impact on the Company's cash position or cash flows.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us, our industry and to other businesses. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We expressly disclaim any obligation or intention to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of May 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended May 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended May 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. As of the date of this Report, our sole officer had not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

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

Our certificate of incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Markets, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Authorization of Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5.   Other Information.

See “Recent Developments” above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

T3 HOLDINGS, INC.

Dated:  July 15, 2015

By: /s/ Toan Thanh Tran
Toan Thanh Tran, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board of Directors